Form 10-Q
period 2021-03-31
Kensington Capital Acquisition Corp. II
filed 2021-05-14
CIK 1841304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

KENSINGTON CAPITAL ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Delaware	001-40114	86-1326226
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1400 Old Country Road, Suite 301 Westbury, New York	11590
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 674-6514

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fourth of one redeemable warrant	KCAC.U	The New York Stock Exchange
Class A common stock	KCAC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	KCAC WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 14, 2021, 23,000,000 Class A common stock, par value $0.0001 per share, and 5,750,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. II

Form 10-Q

For the period from January 4, 2021 (inception) through March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KENSINGTON CAPITAL ACQUISITION CORP. II

UNAUDITED CONDENSED BALANCE SHEET

MARCH 31, 2021

Assets:
Current assets:
Cash	$1,486,179
Prepaid expenses	274,807

Total current assets	1,760,986
Investments held in Trust Account	230,013,444

Total Assets	$231,774,430

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$9,189
Accrued expenses	173,884
Franchise tax payable	47,721
Note payable—related party	100,000

Total current liabilities	330,794
Deferred underwriting commissions	8,050,000
Derivative warrant liabilities	13,619,500

Total liabilities	22,000,294
Commitments and Contingencies
Class A common stock, $0.0001 par value; 20,477,413 shares subject to possible redemption at $10.00 per share	204,774,130
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,522,587 shares issued and outstanding (excluding 20,477,413 shares subject to possible redemption)	252
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	8,364,438
Accumulated deficit	(3,365,259)

Total stockholders’ equity	5,000,006

Total Liabilities and Stockholders’ Equity	$231,774,430

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH MARCH 31, 2021

General and administrative expenses	$40,542
Administrative expenses—related party	40,000
Franchise tax expenses	47,721

Loss from operations	(128,263)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(2,998,000)
Financing costs—derivative warrant liabilities	(252,440)
Net gain from investments held in Trust Account	13,444

Net loss	$(3,365,259)

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	20,775,727

Basic and diluted net income per share, Class A common stock subject to possible redemption	$(0.00)

Basic and diluted weighted average shares outstanding of non-redeemable common stock	6,075,038

Basic and diluted net loss per share, non-redeemable common stock	$(0.55)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—January 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of units in initial public offering, less fair value of public warrants	23,000,000	2,300	—	—	225,800,200	—	225,802,500
Offering costs	—	—	—	—	(12,864,105)	—	(12,864,105)
Excess of cash received over fair value of private placement warrants	—	—	—	—	176,000	—	176,000
Common stock subject to possible redemption	(20,477,413)	(2,048)	—	—	(204,772,082)	—	(204,774,130)
Net loss	—	—	—	—	—	(3,365,259)	(3,365,259)

Balance—March 31, 2021 (unaudited)	2,522,587	$252	5,750,000	$575	$8,364,438	$(3,365,259)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(3,365,259)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B common stock	1,627
Change in fair value of derivative warrant liabilities	2,998,000
Financing costs—derivative warrant liabilities	252,440
Net gain from investments held in Trust Account	(13,444)
Changes in operating assets and liabilities:
Prepaid expenses	(274,807)
Franchise tax payable	47,721
Accounts payable	7,544
Accrued expenses	6,984

Net cash used in operating activities	(339,194)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	100,000
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement warrants	6,600,000
Offering costs paid	(4,874,627)

Net cash provided by financing activities	231,825,373

Net change in cash	1,486,179
Cash—beginning of the period	—

Cash—end of the period	$1,486,179

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$23,373

Offering costs included in accounts payable	$1,645

Offering costs included in accrued expenses	$166,900

Deferred underwriting commissions in connection with the initial public offering	$8,050,000

Initial value of Class A common stock subject to possible redemption	$207,860,140

Change in initial value of Class A common stock subject to possible redemption	$(3,086,010)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Kensington Capital Acquisition Corp. II (the “Company”) was incorporated in Delaware on January 4, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the proposed initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Kensington Capital Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 25, 2021. On March 2, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the exercise of the underwriters’ option to purchase 3,000,000 additional Units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,800,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant to the Sponsor, generating proceeds of $6.6 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide holders of the Company’s Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain stockholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Certificate of Incorporation provided that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial stockholders”) agreed, pursuant to a letter agreement with the Company, that they will not propose any amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 2, 2023, (as such period may be extended pursuant to the Certificate of Incorporation, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.5 million in its operating bank account, and working capital of approximately $1.5 million (not taken into account approximately $48,000 in tax obligations that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note of $100,000 (as defined in Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans. The Sponsor elected to convert the Note into Working Capital Loan (as defined in Note 4) upon closing of the Initial Public Offering.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from January 4, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on March 8, 2021 and February 26, 2021, respectively.

On April 12, 2021, the SEC issued guidance stating that it is the SEC’s position that special purpose acquisition companies, such as the Company, should account for warrants on their balance sheet as liabilities. The Company’s public and private warrants (Warrants) were presented in its audited balance sheet as of March 2, 2021 included in its Current Report on Form 8-K as a component of equity as opposed to liabilities. Following the issuance of the SEC guidance, the Company evaluated its liabilities in light of the SEC’s guidance, Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC. The Company determined the impact of the treatment of the Warrants as equity was immaterial. The correction reflected in the unaudited condensed financial statements contained herein resulted in a $10.6 million increase to the derivative warrant liabilities line item and an offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item recorded as part of the activity in the period from January 4, 2021 (inception) through March 31, 2021 as reported herein. There would have been no change to total stockholders’ equity as originally reported.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 5,750,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 8,800,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 20,477,413 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company’s taxable income primarily consists of net gain from investments held in Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three months ended March 31, 2021, income tax expense for the period was deemed to be immaterial.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had deferred tax assets of approximately $25,000 with a full valuation allowance against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as end of quarter March 31, 2021. The Company recognizes accrued interest and penalties

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as end of quarter March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,550,000 shares of the Company’s common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per common share for Class A common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on investments held in the Trust Account attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

For The Three Months Ended March 31, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Income from investments held in Trust Account	$11,969
Less: Company’s portion available to be withdrawn to pay taxes	(11,969)

Net income attributable to Class A common stock subject to possible redemption	$—

Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,775,727

Basic and diluted net income per share, Class A common stock subject to possible redemption	$—

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Non-redeemable common stock
Numerator: Net Loss minus Net Earnings
Net loss	$(3,365,259)
Net income allocable to Class A common stock subject to possible redemption	—

Non-redeemable net loss	$(3,365,259)

Denominator: weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	6,075,038

Basic and diluted net loss per share, non-redeemable common stock	$(0.55)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On March 2, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including the exercise of the underwriters’ option to purchase 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A common stock (such shares of common stock included in the Units being offered, the “Public Shares”), and one-fourth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

In January 2021, the Sponsor subscribed to purchase 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), and fully paid for those shares on January 8, 2021. The initial stockholders agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. On March 2, 2021, the underwriter fully exercised its option to purchase additional; thus, these 750,000 Founder Shares were no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 8,800,000 Private Placement Warrants, at a price of $0.75 per Private Placement Warrant to the Sponsor, generating proceeds of $6.6 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash (except as described below) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell the Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On January 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering; provided that amounts due under the Note may, at the option of the Sponsor, be converted into Working Capital Loans (as defined below). The Sponsor elected to convert the Note into Working Capital Loan upon closing of the Initial Public Offering.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had $100,000 under the Working Capital Loans as discussed above.

Service and Administrative Fees

The Company agreed to pay service and administrative fees of $20,000 per month to DEHC LLC, an affiliate of Daniel Huber, the Company’s Chief Financial Officer, for 18 months commencing on the date of consummation of the Initial Public Offering (upon completion of the initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate).

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers, directors or their affiliates.

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On March 2, 2021, the underwriter fully exercised its option to purchase additional Units.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6— Derivative Warrant Liabilities

As of March 31, 2021, the Company had 5,750,000 Public Warrants and 8,800,000 Private Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 20 business days, after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed; provided, that if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The warrants have an exercise price of $11.50 per share. If (x) the Company issue additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60%

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of (i) the Market Value and (ii) the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that (1) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants are non-redeemable (except as described below) so long as they are held by the Sponsor or its permitted transferees, (3) the Private Placement Warrants may be exercised by the holders on a cashless basis and (4) the holders of the Private Placement Warrants (including with respect to the shares of common stock issuable upon exercise of the Private Placement Warrants) are entitled to registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In addition, commencing once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to a table in the warrant agreement;

•

if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;

•

if, and only if, the Private Placement Warrants are also concurrently called for redemption at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and

•

if, and only if, there is an effective registration statement covering the shares of Class A common stock (or a security other than the Class A common stock into which the Class A common stock has been converted or exchanged for in the event the Company is not the surviving company in the initial Business Combination) issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Stockholders’ Equity

Preferred Stock-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 2,522,587 shares of Class A common stock issued and outstanding, excluding 20,477,413 shares of Class A common stock subject to possible redemption.

Class B Common Stock-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 8, 2021, the Company issued 5,750,000 shares of Class B common stock, of which an aggregate of up to 750,000 shares of Class B common stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. On March 2, 2021, the underwriter fully exercised its option to purchase additional; thus, these 750,000 shares of Class B common stock were no longer subject to forfeiture.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders; provided that, prior to the completion of the initial Business Combination, holders of the Class B common stock will have the right to elect all of the Company’s directors and remove members of the Company’s board of directors for any reason. Prior to the completion of the initial Business Combination, only holders of the Class B common stock will have the right to vote on the Company’s election of directors. Holders of the Public Shares will not be entitled to vote on the Company’s election of directors during such time. In addition, prior to the completion of the initial Business Combination, holders of a majority of the outstanding shares of the Class B common stock may remove a member of the Company’s board of directors for any reason. These provisions of the Certificate of Incorporation may only be amended by a resolution passed by the holders of a majority of shares of the Class B common stock. With respect to any other matter submitted to a vote of the Company’s stockholders, including any vote in connection with the initial Business Combination, holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Proposed Offering and related to the closing of the initial Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued or issuable to any seller in the initial Business Combination).

Note 8—Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 by level within the fair value hierarchy:

KENSINGTON CAPITAL ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$230,013,444	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$13,619,500

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $3.0 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 2, 2021	As of March 31, 2021
Volatility	12.6%	14%
Stock price	$9.82	$10.03
Expected life of the options to convert	6	5.91
Risk-free rate	1.02%	1.14%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 4, 2021 (inception)	$—
Issuance of Public and Private Warrants	10,621,500
Change in fair value of derivative warrant liabilities	2,998,000

Derivative warrant liabilities at March 31, 2021	$13,619,500

Note 9—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Kensington Capital Acquisition Corp. II,” “Kensington,” “our,” “us” or “we” refer to Kensington Capital Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on January 4, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Our sponsor is Kensington Capital Sponsor II LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on February 25, 2021. On March 2, 2021, we consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the exercise of the underwriters’ option to purchase 3,000,000 additional Units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 8,800,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant to the Sponsor, generating proceeds of $6.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account

(net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 2, 2023, (as such period may be extended pursuant to the Certificate of Incorporation, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete its initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.5 million in cash and working capital of approximately $1.5 million (not taking into account approximately $48,000 of taxes that may be paid using interest income from the Trust Account).

Our liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to pay for certain offering costs and expenses in exchange for issuance of the Founder Shares, the loan under the Note of $100,000, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. The Sponsor elected to convert the Note into Working Capital Loan upon closing of the Initial Public Offering.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had a loss of approximately $3.4 million, which consisted of approximately $41,000 of general and administrative expenses, $40,000 of administrative expenses – related party, approximately $48,000 of franchise tax expense, approximately $3.0 million for change in fair value of derivative liabilities, approximately $252,000 of financing costs, partially offset by approximately $13,000 net gain from investments held in the Trust Account.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares were entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On March 2, 2021, the underwriter fully exercised its option to purchase additional Units.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Investments Held in Trust Account

Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 20,477,413 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 5,750,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 8,800,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Net Loss Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,550,000 shares of our common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Our statement of operations includes a presentation of income (loss) per common share for Class A common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on investments held in the trust account attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chairman and Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chairman and Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 14, 2021	KENSINGTON CAPITAL ACQUISITION CORP. II

	By:	/s/ Justin Mirro
Name: Justin Mirro
Title: Chief Executive Officer