Form 10-Q
period 2021-06-30
Kensington Capital Acquisition Corp. II
filed 2021-08-16
CIK 1841304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
16
, 2021, 23,000,000 Class A common stock, par value $0.0001 per share, and 5,750,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. II
Form
10-Q
For the period from January 4, 2021 (inception) through June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 4, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2021 and for the period from January 4, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 4, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23

Item 6.	Exhibits	23

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. II
UNAUDITED CONDENSED BALANCE SHEET
JUNE 30, 2021

Assets:
Current assets:
Cash	$1,228,467
Prepaid expenses	262,449

Total current assets	1,490,916
Investments held in Trust Account	230,022,109

Total Assets	$231,513,025

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$6,500
Accrued expenses	113,168
Franchise tax payable	97,584
Working capital loan - related party	229,330

Total current liabilities	446,582
Deferred underwriting commissions	8,050,000
Derivative warrant liabilities	25,026,000

Total liabilities	33,522,582
Commitments and Contingencies
Class A common stock, $0.0001 par value; 19,299,044 shares subject to possible redemption at $10.00 per share	192,990,440
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,700,956 shares issued and outstanding (excluding 19,299,044 shares subject to possible redemption)	370
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	20,174,405
Accumulated deficit	(15,175,347)

Total stockholders’ equity	5,000,003

Total Liabilities and Stockholders’ Equity	$231,513,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2021	For The Period From January 4, 2021 (inception) through June 30, 2021

General and administrative expenses	$173,060	$213,602
Administrative expenses - related party	60,000	100,000
Franchise tax expenses	49,863	97,584

Loss from operations	(282,923)	(411,186)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(11,406,500)	(14,404,500)
Change in fair value of working capital loan - related party	(129,330)	(129,330)
Financing costs - derivative warrant liabilities	—	(252,440)
Net gain from investments held in Trust Account	8,665	22,109

Net loss	$(11,810,088)	$(15,175,347)

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	20,464,464	20,541,637

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding of non-redeemable common stock	8,285,536	7,231,103

Basic and diluted net loss per share, non-redeemable common stock	$(1.43)	$(2.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 4, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of units in initial public offering, less fair value of public warrants	23,000,000	2,300	—	—	225,800,200	—	225,802,500
Offering costs	—	—	—	—	(12,864,105)	—	(12,864,105)
Excess of cash received over fair value of private placement warrants	—	—	—	—	176,000	—	176,000
Common stock subject to possible redemption	(20,477,413)	(2,048)	—	—	(204,772,082)	—	(204,774,130)
Net loss	—	—	—	—	—	(3,365,259)	(3,365,259)

Balance - March 31, 2021 (unaudited)	2,522,587	252	5,750,000	575	8,364,438	(3,365,259)	5,000,006
Offering costs - rever s al of over-accruals	—	—	—	—	26,395	—	26,395
Common stock subject to possible redemption	1,178,369	118	—	—	11,783,572	—	11,783,690
Net loss	—	—	—	—	—	(11,810,088)	(11,810,088)

Balance - June 30, 2021 (unaudited)	3,700,956	$370	5,750,000	$575	$20,174,405	$(15,175,347)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(15,175,347)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B common stock	1,627
Change in fair value of derivative warrant liabilities	14,404,500
Change in fair value of working capital loan - related party	129,330
Financing costs - derivative warrant liabilities	252,440
Net gain from investments held in Trust Account	(22,109)
Changes in operating assets and liabilities:
Prepaid expenses	(262,449)
Franchise tax payable	97,584
Accounts payable	6,500
Accrued expenses	28,168

Net cash used in operating activities	(539,756)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	100,000
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	6,600,000
Offering costs paid	(4,931,777)

Net cash provided by financing activities	231,768,223

Net change in cash	1,228,467
Cash - beginning of the period	—

Cash - end of the period	$1,228,467

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$23,373

Offering costs included in accrued expenses	$85,000

Deferred underwriting commissions in connection with the initial public offering	$8,050,000

Initial value of Class A common stock subject to possible redemption	$207,860,140

Change in initial value of Class A common stock subject to possible redemption	$(14,869,700)

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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 4, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the proposed initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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

KENSINGTON CAPITAL ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Proposed Business Combination
On June 9, 2021, the Company and Wallbox B.V., a private company with limited liability incorporated under the Laws of the Netherlands (besloten vennootschap met beperkte aansprakelijkheid and which will be converted into a public limited liability company (naamloze vennootschap) prior to the effectuation of the Exchanges) (“Holdco”), Orion Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), and Wallbox Chargers, S.L., a Spanish limited liability company (sociedad limitada) (the “Wallbox”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which, among other things, the Company and Wallbox will enter into a business combination. The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, and other terms relating to the Exchanges (as defined below), the Merger (as defined below) and the other transactions contemplated thereby along with the Business Combination Agreement, are summarized in the Current Report on Form
8-K
filed with the SEC on June 9, 2021.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.2 million in its operating bank account, and working capital of approximately $1.1 million (not taken into account approximately $98,000 in tax obligations that may be paid using investment income earned in Trust Account).
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
global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from January 4, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included final prospectus filed by the Company with the SEC on February 26, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

KENSINGTON CAPITAL ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
As of June 30, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments.
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

KENSINGTON CAPITAL ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The 5,750,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 8,800,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 19,299,044 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
Income Taxes
The Company’s taxable income primarily consists of net gain from investments held in Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible. For the period from January 4, 2021 (inception) through June 30, 2021, income tax expense for the period was deemed to be immaterial.
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets of approximately $58,000 with a full valuation allowance against them.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as end of quarter June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

KENSINGTON CAPITAL ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
non-redeemable
shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For The Three Months Ended June 30, 2021	For The Period From January 4, 2021 (inception) through June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Income from investments held in Trust Account	$7,271	$18,552
Less: Company’s portion available to be withdrawn to pay taxes	(7,271)	(18,552)

Net income attributable to Class A common stock subject to possible redemption	$—	$—

Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,464,464	20,541,637

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-redeemable common stock
Numerator: Net Loss minus Net Earnings
Net loss	$(11,810,088)	$(15,175,347)
Net income allocable to Class A common stock subject to possible redemption	—	—

Non-redeemable net loss	$(11,810,088)	$(15,175,347)

Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	8,285,536	7,231,103

Basic and diluted net loss per share, non-redeemable common stock	$(1.43)	$(2.10)

KENSINGTON CAPITAL ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 4, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.75 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the fair value of the Working Capital Loans was $229,330.
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
During the three and six months ended June 30, 2021, the Company incurred $60,000 and $100,000 in expenses for these services, which is included in administrative expenses – related party on the accompanying statements of operations.

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
Note 6— Derivative Warrant Liabilities
As of June 30, 2021, the Company had 5,750,000 Public Warrants and 8,800,000 Private Warrants outstanding.
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
The warrants have an exercise price of $11.50 per share. If (x) the Company issue additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted

KENSINGTON CAPITAL ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

average trading price of the Company’s shares of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of (i) the Market Value and (ii) the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants, except that (1) the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants are non-redeemable
(except as described below) so long as they are held by the Sponsor or its permitted transferees, (3) the Private Placement Warrants may be exercised by the holders on a cashless basis and (4) the holders of the Private Placement Warrants (including with respect to the shares of common stock issuable upon exercise of the Private Placement Warrants) are entitled to registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrant
s.
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

KENSINGTON CAPITAL ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Stockholders’ Equity
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 3,700,956 shares of Class A common stock issued and outstanding, excluding 19,299,044 shares of Class A common stock subject to possible redemption.
Class
 B Common Stock
-The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
Note 8—Fair Value Measurements
The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$230,022,109	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$9,890,000	$—	$—
Derivative warrant liabilities - Private	$—	$—	$15,136,000
Working capital loan - related party	$—	$—	$229,330

KENSINGTON CAPITAL ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from January 4, 2021 (inception) through June 30, 2021 was approximately $9.9 million, when the Public Warrants were separately listed and traded.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of the Public Warrants issued in connection with the Public Offering has been measure using the traded market price. The fair value of the Private Placement Warrants and Working Capital Loan has been measured using a Monte Carlo simulation. For the period from January 4, 2021 (inception) through June 30, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $14.4 million presented as change in fair value of derivative warrant liabilities and approximately $129,000 presented as change in fair value of working capital loan on the accompanying unaudited condensed statements of operations.
The estimated fair value of the Private Placement Warrants, Working Capital Loan, and the Public Warrants (prior to being separately listed and traded), is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 2, 2021	As of March 31, 2021	As of June 30, 2021
Volatility	12.6%	14%	24%
Stock price	$9.82	$10.03	$9.95
Expected life of the options to convert	6	5.91	5.25
Risk-free rate	1.02%	1.14%	0.91%
Dividend yield	0.0%	0.0%	0.0%
The change in the fair value of the liabilities, measured using Level 3 inputs, for the period from January 4, 2021 (inception) through June 30, 2021 is summarized as follows:

Liabilities at January 4, 2021 (inception)	$—
Issuance of Public and Private Warrants	10,621,500
Change in fair value of derivative warrant liabilities	2,998,000

Liabilities at March 31, 2021	13,619,500
Fair value of working capital loan	100,000
Change in fair value of derivative warrant liabilities	11,406,500
Change in fair value of working capital loan	129,330
Transfer of Public Warrants to level 1	(9,890,000)

Liabilities at June 30, 2021	$15,365,330

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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.2 million in cash and working capital of approximately $1.1 million (not taking into account approximately $98,000 of taxes that may be paid using interest income from the Trust Account).
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
Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had a loss of approximately $11.8 million, which consisted of approximately $173,000 of general and administrative expenses, $60,000 of administrative expenses – related party, approximately $50,000 of franchise tax expense, approximately $11.4 million for change in fair value of derivative liabilities, and approximately $129,000 for change in fair value of working capital loan, partially offset by approximately $9,000 net gain from investments held in the Trust Account.

For the period from January 4, 2021 (inception) through June 30, 2021, we had a loss of approximately $15.2 million, which consisted of approximately $214,000 of general and administrative expenses, $100,000 of administrative expenses – related party, approximately $98,000 of franchise tax expense, approximately $14.4 million for change in fair value of derivative liabilities, approximately $252,000 of financing costs, and approximately $129,000 for change in fair value of working capital loan, partially offset by approximately $22,000 net gain from investments held in the Trust Account.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 19,299,044 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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
at the end of each reporting period.
The 5,750,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 8,800,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 4, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chairman and Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chairman and Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 16, 2021	KENSINGTON CAPITAL ACQUISITION CORP. II

	By:	/s/ Justin Mirro
Name: Justin Mirro
Title: Chief Executive Officer